Form 10-Q
period 1995-03-31
CENTRAL CORP /LA/
filed 1995-05-15
CIK 18620

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

            (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934

For Quarter Ended March 31, 1995

                                  OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________________ to ________________________

Commission File Number 0-10915

                          CENTRAL CORPORATION
 (Exact name of REgistrant as Registrant as Specified in its Charter)


LOUISIANA                                               72-0921566
- --------------------------                              --------------------
(State or other jurisdiction of                         I.R.S. Employer
incorporation or organization)                          Identification Number


              300 DeSiard Street, Monroe, Louisiana 71201
              -------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)

                            (318) 362-8500
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

            Yes  X                                  No
                ---                                    ---

Common stock , $1.00 par value, 4,066,731 shares outstanding as of April 30, 1995.

Total number of pages in this report  10.

The exhibit index is on page 10.

                                 INDEX


Part I  - Financial Information

          Financial Statements

              Consolidated Statements of Condition
                March 31, 1995 and December 31, 1994 ........................  3

              Consolidated Statements of Income
                Quarters Ended March 31, 1995 and 1994 ......................  4

              Consolidated Statements of Cash Flow
                Quarters Ended March 31, 1995 and 1994 ......................  5

              Notes to Consolidated Financial Statements ....................  6

          Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................  7


Part II - Other Information ................................................. 10

          Signatures ........................................................ 10

Part I - Financial Information
Item 1.  Financial Statements
                          CENTRAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CONDITION
                     (dollar amounts in thousands)
                                                          (unaudited)
                                                            March 31,    December 31,
                                                             1995          1994*
Assets
Cash and due from banks                                    $ 38,545       $ 40,585
Federal funds sold                                           56,035         78,000
Securities available for sale, at fair value                 35,742          9,921
Investment securities (fair value $83,135
    and $73,139)                                             84,751         76,198
Loans                                                       594,709        593,689
  Less:  Allowance for possible loan losses                   9,929          9,836
              Net loans                                     584,780        583,853

Bank premises and equipment                                  19,199         16,339
Other real estate                                             1,144          1,527
Accrued interest receivable                                   6,234          5,721
Other assets                                                  7,622          8,006

    Total assets                                           $834,052       $820,150
                                                           ========       ========

Liabilities and Stockholders' Equity

Deposits:
  Noninterest bearing                                      $114,959       $124,471
  Interest bearing                                          629,035        589,657

    Total deposits                                          743,994        714,128

Federal funds purchased                                       8,179         29,602
Accrued interest payable                                      2,707          2,215
Other liabilities                                             5,208          2,991
Dividends payable                                               407            407
Capital lease obligations                                       774            701

    Total liabilities                                       761,269        750,044

Stockholders' equity:
  Capital stock of $1.00 par value - authorized
    20,000,000 shares; issued and outstanding 4,066,731
    (2,711,154 in 1994)                                       4,067          4,067
  Surplus                                                    15,904         15,904
  Retained earnings                                          52,975         50,419
  Unrealized gains on securities available
    for sale, net                                              (163)          (284)

    Total stockholders' equity                               72,783         70,106

    Total liabilities and stockholders' equity             $834,052       $820,150
                                                           ========       ========

* The statement of condition at December 31, 1994 has been taken from the audited statement of condition as of that date.

                                  3

                          CENTRAL CORPROATION
                   CONSOLIDATED STATEMENTS OF INCOME
                (in thousands except per share amounts)
                              (unaudited)
                                                               Quarters Ended
                                                                  March 31
                                                          -----------------------
                                                            1995            1994
Interest income:
  Loans:
    Taxable                                                $13,891        $11,314
    Nontaxable                                                 150            155
 Investment securities:
    Taxable                                                  1,072          1,479
    Nontaxable                                                  62            102
 Federal funds sold                                          1,119            345
 Other                                                           1              1
       Total interest income                                16,295         13,396

Interest expense:
  Deposits                                                   6,416          4,665
  Federal funds purchased                                      117             76
  Capital lease obligations                                     18             13
       Total interest expense                                6,551          4,754

       Net interest income                                   9,744          8,642
Provision for possible loan losses                             230            600
  Net interest income after provision
   for possible loan losses                                  9,514          8,042
Other revenues:
  Service charges on deposit accounts                        1,824          1,614
  Loan fees                                                  1,378          1,478
  Trust income                                                 455            438
  Insurance income                                             186            204
  Miscellaneous income                                         358            246
       Total other revenues                                  4,201          3,980

Other expenses:
  Salaries and employee benefits                             4,489          4,151
  Data processing                                              991            809
  Postage and supplies                                         548            444
  Occupancy                                                    527            435
  FDIC deposit insurance                                       394            377
  Marketing                                                    444            365
  Communications                                               317            280
  Other equipment                                              334            307
  Other                                                        956          1,112
       Total other expenses                                  9,000          8,280

Income before federal income taxes                           4,715          3,742
Federal income taxes                                         1,752          1,315

       Net income                                          $ 2,963        $ 2,427
                                                           =======        =======
Net income per share (See note 2)                          $   .73        $   .60
                                                           =======        =======
Cash dividends per share (See note 2)                      $   .10        $   .08
                                                           =======        =======
                                   4

                          CENTRAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollar amounts in thousands)
                              (unaudited)
                                                               Quarters Ended
                                                                 March 31
                                                             1995           1994
                                                            ------         ------
Cash flow provided by operations                           $ 6,333        $ 6,959

Cash flow from investing activities:
  Maturities of investment securities                        7,560         15,992
  Purchases of investment securities                       (41,754)           ---
  Net change in loans (excluding sales)                    (19,886)       (15,916)
  Sales of loans                                            18,918         21,378
  Capital expenditures                                      (3,490)          (219)
  Proceeds from sale of other real estate                      205            193

      Net cash (used in) provided by
        investing activities                               (38,447)        21,428


Cash flow from financing activities:
  Net change in deposits                                    29,866           (506)
  Net change in federal funds purchased                    (21,423)       (12,273)
  Dividends paid                                              (407)          (325)
  Payments on capital lease obligations                        (67)           (56)
  Increase in capital lease obligations                        140            ---

      Net cash (used in) provided by
        financing activities                                 8,109        (13,160)

Change in cash and federal funds sold                      (24,005)        15,227

Beginning cash and federal funds sold                      118,585         63,340


Ending cash and federal funds sold                         $94,580        $78,567
                                                           =======        =======


















                                   5

                          CENTRAL CORPORATION

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. The accompanying unaudited financial statements reflect all adjustments which are, in the opinion of management, necessary to present fairly the consolidated financial position and results of operations of Central Corporation (the Corporation) and its wholly-owned subsidiary, Central Bank (Central), in accordance with generally accepted accounting principles consistently applied for the dates and periods indicated. All such adjustments are of a normal recurring nature. Users of these financial statements are presumed to be familiar with the audited financial statements included in previous reports to the Securities and Exchange Commission.


2. Per share calculations have been restated to reflect a three-for-two stock split which occurred during the second quarter of 1994.


3. Certain 1994 balances have been reclassified to conform to current year presentation.

                  CENTRAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                     (dollar amounts in thousands)

CHANGES IN FINANCIAL CONDITION

    Total assets for the first quarter of 1995 increased $13,902, or 1.7%, from the level reported at December 31, 1994 due to continued gains in market share as discussed in previous filings. Balance sheet mix changes since year-end include: a $29,866 increase in deposits offset by a $21,423 decline in federal funds purchased; a $2,677 increase in stockholders' equity; and a $34,374 increase in investment securities. Total loans (net of unearned discount) increased $927 or .2% in the same period. Earning assets increased 1.8% to $771,237.

    Loan demand remains strong despite seasonal commercial line of credit repay-ments. Although period-end loan totals were relatively unchanged since year-end, nearly $19 million of student loans have been sold year-to-date.

    Stockholders' equity as a percent of total assets increased to 8.7% on the strength of earnings retained in excess of dividends paid. Subsequent to the 3-for-2 stock split during the second quarter of 1994, the regular quarterly dividend was increased by 25%.

    The allowance for possible loan losses at March 31, 1995, totaled $9,929 compared with $9,836 at year-end 1994. The allowance as a percent of total loans (net of unearned discount) remained steady at 1.66%. The level is reflective of management's continued cautiousness on credit quality in the wake of rising loan volumes. Nonperforming loans at March 31, 1995, including non-accruing loans and those loans 90 days or more past due that are still accruing, represented .39% of total loans (net of unearned discount) and .27% of total assets, compared to the year-end levels of .37% and .27%, respectively. As credit quality has continued to improve, the provision for possible loan losses has been all but eliminated.

    The Corporation adopted Statement of Accounting Standard (SFAS) No. 114, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. SFAS No. 114 requires the measurement of impaired loans be based on the present value of expected future cash flows discounted at the loan's effective interest rate, or at the loan's observable market price or the fair value of its collateral. SFAS No. 114 does not apply to large groups of smaller balance homogeneous loans that are collectively evaluated for impairment. For the Corporation, these loans include all single family mortgage loans, consumer purpose loans, and certain commercial and industrial real estate loans. The adoption of SFAS No. 114 did not result in additional provisions for possible losses due to the Corporation's historically conservative stance towards evaluating credit quality and the favorable condition of the loan portfolio.

    A loan is considered to be impaired when, based upon current information and events, full collection of all amounts due according to the contractual terms of the loan agreement is not probable. This would include troubled debt restructurings, and both performing and nonperforming loans in which full pay-ment of principal or interest is not expected.

    The Corporation also adopted Statement of Financial Accounting Standards No. 118, "Accounting by Creditors for Impairment of a Loan-Income Recognition and Disclosures", effective January 1, 1995. This Statement allows a creditor to use existing methods for recognizing interest income on impaired loans.

    Impaired loans amounted to less than $1 million at March 31, 1995 with minimal reserves relating. There was no significant change in the level of impaired loans during the three months ended March 31, 1995. Interest income recognized on these loans was not material.

RESULTS OF OPERATIONS

Summary

    Net income for the first quarter of 1995 was $2,963, 22.1% above the same period in 1994. When compared with the same period a year ago, net interest income was up $1,102, or 12.7%, while non-interest income increased $221 or 5.6%. Non-interest expenses increased by $720, or 8.7%. The provision for possible loan losses was $230 for the period down $370, or 61.7% from 1994.

Net Interest Income

    Year-to-date net interest income increased 12.7% from the same period in 1994. Average asset volumes, led by a $59.1 million increase in average loans, accounted for much of the increase as maturities of lower yielding investments have been used to fund relatively higher yielding loan products. Rising rates had a positive effect on earnings as the overall net interest margin improved some twenty-five basis points to 5.16%. Nonperforming loans and repossessed assets continued to decline thereby further supporting the increase in net interest income.

    The table below presents on a tax equivalent basis an analysis of changes in net interest margin by comparing changes in average earning assets and average interest bearing liabilities.
                                         1995                       1994
                                ------------------------   -------------------------
                                Average            Yield   Average             Yield
                                Balance  Interest   Rate   Balance  Interest    Rate
                                -------  --------  -----   -------- --------   -----
Earning assets:
 Taxable loans                 $584,393   $13,891   9.51%  $539,655   $11,315   8.39%
 Nontaxable loans                 9,961       227   9.12      5,557       232  16.70
 Taxable investment securities   88,398     1,072   4.85    120,676     1,480   4.91
 Nontaxable investment
   securities                     3,576        94  10.51      6,407       155   9.68
 Other                              120         1   3.33        126         1   3.17
 Federal funds sold              77,498     1,119   5.78     43,325       344   3.18
                               --------   -------  -----   --------   -------  -----
Total earning assets           $763,946   $16,404   8.59%  $715,746   $13,527   7.56%

Interest baring liabilities:
 Savings (incl. NOW) deposits  $216,186   $ 1,595   2.95%  $261,819   $ 1,532   2.34%
 Time deposits                  403,366     4,822   4.78    315,556     3,133   3.97
 Federal funds purchased          8,690       117   5.39     11,710        76   2.60
 Capital lease obligations          810        18   8.89        773        13   6.73
                               --------   -------  -----   --------   -------  -----
Total interest bearing
  liabilities                  $629,052   $ 6,552   4.17%  $589,858   $ 4,754   3.22%
                                                   -----                       -----
Net yield on earning assets                         5.16%                       4.90%
                                                   =====                       =====


     The table below presents on a tax equivalent basis an analysis of the changes in interest income and interest expense resulting from rate and volume changes.

                             First Quarter 1995 Change From
                                  First Quarter 1994
                             ------------------------------
                                         Volume    Rate               Total
                                         ------  -------              -----
Interest income on:
  Taxable loans                          $  986  $1,590              $2,576
  Nontaxable loans                          131    (136)                 (5)
  Taxable investment securities            (391)    (17)               (408)
  Nontaxable investment securities          (73)     12                 (61)
  Other                                     ---     ---                 ---
  Federal funds sold                        380     395                 775
                                         ------   -----               -----
     Total                                1,033   1,844               2,877

Interest expense on:
  Savings (including NOW deposits)         (295)    358                  63
  Time deposits                             975     714               1,689
  Federal funds purchased                   (24)     65                  41
  Capital lease obligations                   1       4                   5
                                         ------   -----               -----
     Total                                  657   1,141               1,798
                                         ------  ------              ------
     Net interest income                 $  376  $  703              $1,079
                                         ======  ======              =======

Other Revenues

     Non-interest sources of income for the first quarter of 1995 were up 5.6% when compared with 1994 with growth seen in most areas particularly service charges on deposit accounts. These increases reflect a general increase in the utilization of services offered to our customers in light of continued growth in the deposit base. The decline in loan fees reflects a slowing in residential loan originations following the general rise in interest rates over the past year. The Corporation continues to actively seek further increases in revenue from its non-interest related operations.

Other Expenses

     Non-interest expenses increased 8.7% when compared to 1994. The largest increases occurred in salaries and benefits (up 8.1%), data processing expense (up 22.5%), postage & supplies (up 23.4%), occupancy expense (up 21.1%), and marketing (up 21.6%) as a result of continued expansion of our delivery systems and modernization of existing facilities and communications networks. The past year (as discussed more fully in our December 31, 1994 filing) has been marked by expansion into new markets through the addition of several new branch facilities along with significant upgrades to our internal data processing capabilities.

LIQUIDITY

     For a financial institution, "liquidity" can be defined as the ability to fund increases in loan demand and/or to compensate for decreases in deposits and other sources of funds. With an effective asset/liability management program, most loan and deposit changes can be anticipated and are provided for without an adverse impact on earnings.
                                   9

     The Corporation continues to maintain a high level of liquidity with short-term liquid assets (cash, federal funds sold and investment securities having maturities of one year or less) composing 15.5% of total assets at March 31, 1995.

CAPITAL RESOURCES

     There are basically two sources of capital available to the Corporation:
(1) internally generated capital through earnings; and (2) externally generated capital through the sale of additional stock or the issuance of long-term debt. The Corporation has relied primarily on internally generated capital to fund its capital needs. At March 31, 1995, the Corporation's total capital to risk assets ratio stood at 13.66% and its leverage ratio was 8.65%. Both ratios are higher than at year-end and were well in excess of capital guidelines established by regulatory agencies.

Part II - Other Information

          Item 1.  Legal Proceedings

                   Previously reported

          Item 2.  Changes in Securities

                   None

          Item 3.  Defaults Upon Senior Securities

                   None

          Item 4.  Submission of Matters to Vote of Security Holders

                   None

          Item 5.  Other Information

                   None

          Item 5.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits
                           None

                   (b)  Reports on Form 8-K
                           None

                              Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.
                                                    CENTRAL CORPORATION

                                                    /s/ Ed Pennington
Date:  May 12, 1995                                 ------------------------
                                                    Edmond L. Pennington
                                                    Chief Financial Officer

                                                    /s/ Larry G. Beach
                                                    ------------------------
                                                    Larry G. Beach
                                                    Controller
                                  10