Form 10-Q/A
period 1995-03-31
CENTRAL CORP /LA/
filed 1995-06-28
CIK 18620

                               FORM 10-Q/A

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

                   None

          Item 3.  Defaults Upon Senior Securities

                   None

          Item 4.  Submission of Matters to Vote of Security Holders

                   None

          Item 5.  Other Information

                   None

          Item 6.  Exhibits and Reports on Form 8-K

                   (a)  Exhibits
                           Exhibit 27

                   (b)  Reports on Form 8-K
                           None

                              Signatures

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.
                                                    CENTRAL CORPORATION

                                                    /s/ Ed Pennington
Date:  June 26, 1995                                ------------------------
                                                    Edmond L. Pennington
                                                    Chief Financial Officer

                                                    /s/ Larry G. Beach
                                                    ------------------------
                                                    Larry G. Beach
                                                    Controller
                                  10

[ARTICLE] 9
[LEGEND]
The schedule contains summary financial information extracted from the consolidated statements of condition and income and is qualified in its entirety by reference to such financial statements.
[/LEGEND]
[MULTIPLIER] 1,000

[PERIOD-TYPE]                   3-MOS
[FISCAL-YEAR-END]                          MAR-31-1995
[PERIOD-END]                               MAR-31-1995
[CASH]                                          38,545
[INT-BEARING-DEPOSITS]                               0
[FED-FUNDS-SOLD]                                56,035
[TRADING-ASSETS]                                     0
[INVESTMENTS-HELD-FOR-SALE]                     35,742
[INVESTMENTS-CARRYING]                          84,751
[INVESTMENTS-MARKET]                            83,135
[LOANS]                                        594,709
[ALLOWANCE]                                      9,929
[TOTAL-ASSETS]                                 834,052
[DEPOSITS]                                     743,994
[SHORT-TERM]                                     8,179
[LIABILITIES-OTHER]                              8,322
[LONG-TERM]                                        774
[COMMON]                                         4,067
[PREFERRED-MANDATORY]                                0
[PREFERRED]                                          0
[OTHER-SE]                                      68,716
[TOTAL-LIABILITIES-AND-EQUITY]                 834,052
[INTEREST-LOAN]                                 14,041
[INTEREST-INVEST]                                1,134
[INTEREST-OTHER]                                 1,120
[INTEREST-TOTAL]                                16,295
[INTEREST-DEPOSIT]                               6,416
[INTEREST-EXPENSE]                               6,551
[INTEREST-INCOME-NET]                            9,744
[LOAN-LOSSES]                                      230
[SECURITIES-GAINS]                                   0
[EXPENSE-OTHER]                                  9,000
[INCOME-PRETAX]                                  4,715
[INCOME-PRE-EXTRAORDINARY]                       4,715
[EXTRAORDINARY]                                      0
[CHANGES]                                            0
[NET-INCOME]                                     2,963
[EPS-PRIMARY]                                      .73
[EPS-DILUTED]                                      .73
[YIELD-ACTUAL]                                    5.16
[LOANS-NON]                                          0<F1>
[LOANS-PAST]                                         0<F1>
[LOANS-TROUBLED]                                     0<F1>
[LOANS-PROBLEM]                                      0<F1>
[ALLOWANCE-OPEN]                                 9,836
[CHARGE-OFFS]                                        0<F1>
[RECOVERIES]                                         0<F1>
[ALLOWANCE-CLOSE]                                9,929
[ALLOWANCE-DOMESTIC]                             9,929
[ALLOWANCE-FOREIGN]                                  0
[ALLOWANCE-UNALLOCATED]                              0

<F1>Not reported in an interim financial statement.