Form 10-Q
period 1995-06-30
CENTRAL CORP /LA/
filed 1995-08-15
CIK 18620

                               FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                        WASHINGTON, D.C.  20549

            (X) QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                OF THE SECURITIES EXCHANGE ACT OF 1934


                           For Quarter Ended June 30, 1995

                                  OR

            ( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________________ to ______________________

Commission File Number 0-10915

                          CENTRAL CORPORATION
 --------------------------------------------------------------------
 (Exact name of Registrant as Registrant as Specified in its Charter)


LOUISIANA                                                 72-0921566
--------------------------                                ---------------------
(State or other jurisdiction of                           I.R.S. Employer
incorporation or organization)                            Identification Number


              300 DeSiard Street, Monroe, Louisiana 71201
              -------------------------------------------
               (Address of principal executive offices)
                              (Zip Code)

                            (318) 362-8500
         ----------------------------------------------------
         (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

            Yes  X                                  No
                ---                                    ---

Common stock, $1.00 par value, 4,066,731 shares outstanding as of July 31, 1995.

Total number of pages in this report  11.

The exhibit index is on page 11.

                                 INDEX


Part I  - Financial Information

          Financial Statements

              Consolidated Statements of Condition
                June 30, 1995 and December 31, 1994 .........................  3

              Consolidated Statements of Income
                Quarters Ended June 30, 1995 and 1994
                Six Months Ended June 30, 1995 and 1994 .....................  4

              Consolidated Statements of Cash Flow
                Six Months Ended June 30, 1995 and 1994 .....................  5

              Notes to Consolidated Financial Statements ....................  6

          Management's Discussion and Analysis of Financial
              Condition and Results of Operations ...........................  7


Part II - Other Information ................................................. 11

          Signatures ........................................................ 11

Part I - Financial Information
Item 1.  Financial Statements
                          CENTRAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CONDITION
                     (dollar amounts in thousands)
                                                          (unaudited)
                                                            June 30,   December 31,
                                                              1995        1994*
Assets
Cash and due from banks                                    $ 40,016     $ 40,585
Federal funds sold                                            8,350       78,000
Securities available for sale, at fair value                 53,239        9,921
Investment securities (fair value $88,532
    and $73,139)                                             88,688       76,198
Loans                                                       606,050      593,689
  Less:  Allowance for possible loan losses                   9,481        9,836
              Net loans                                     596,569      583,853

Bank premises and equipment                                  17,359       16,339
Other real estate                                             1,112        1,527
Accrued interest receivable                                   8,306        5,721
Other assets                                                 11,746        8,006

    Total assets                                           $825,385     $820,150
                                                           ========     ========

Liabilities and Stockholders' Equity

Deposits:
  Noninterest bearing                                      $115,121     $124,471
  Interest bearing                                          623,279      589,657

    Total deposits                                          738,400      714,128

Federal funds purchased                                       3,369       29,602
Accrued interest payable                                      3,028        2,215
Other liabilities                                             3,943        2,991
Dividends payable                                               407          407
Capital lease obligations                                       739          701

    Total liabilities                                       749,886      750,044

Stockholders' equity:
  Capital stock of $1.00 par value -
    20,000,000 shares authorized; 4,066,731 shares
    issued and outstanding                                    4,067        4,067
  Surplus                                                    15,904       15,904
  Retained earnings                                          55,433       50,419
  Unrealized gains on securities available
    for sale, net of deferred taxes                              95         (284)

    Total stockholders' equity                               75,499       70,106

    Total liabilities and stockholders' equity             $825,385     $820,150
                                                           ========     ========

* The statement of condition at December 31, 1994 has been taken from the audited statement of condition as of that date.

                                   3

                          CENTRAL CORPORATION
                   CONSOLIDATED STATEMENTS OF INCOME
                (in thousands except per share amounts)
                              (unaudited)
                                         Quarters Ended         Six Months Ended
                                            June 30                 June 30
                                      -------------------     -------------------
                                         1995      1994          1995      1994
Interest income:
  Loans:
    Taxable                            $13,839    $11,439      $27,730    $22,753
    Nontaxable                             161        172          311        327
 Investment securities:
    Taxable                              1,904      1,338        2,976      2,817
    Nontaxable                              52        120          114        222
 Federal funds sold                        579        544        1,698        890
 Other                                       1        ---            2        ---
       Total interest income            16,536     13,613       32,831     27,009

Interest expense:
  Deposits                               7,165      4,954       13,581      9,619
  Federal funds purchased                   93         75          210        151
  Capital lease obligations                 19         12           37         25
       Total interest expense            7,277      5,041       13,828      9,795

Net interest income                      9,259      8,572       19,003     17,214
Provision for possible loan losses          90        375          320        975
  Net interest income after provision
   for possible loan losses              9,169      8,197       18,683     16,239
Other revenues:
  Service charges on deposit accounts    1,891      1,682        3,715      3,296
  Loan fees                              1,482      1,369        2,860      2,847
  Trust income                             479        467          934        905
  Miscellaneous income                     424        573          968      1,023
       Total other revenues              4,276      4,091        8,477      8,071

Other expenses:
  Salaries and employee benefits         4,548      4,231        9,037      8,382
  Data processing                        1,015        811        2,006      1,620
  Postage and supplies                     502        438        1,050        882
  Occupancy                                501        450        1,028        885
  Marketing                                420        391          864        756
  FDIC deposit insurance                   394        377          788        754
  Communications                           326        304          643        584
  Other equipment                          314        291          648        598
  Other                                  1,585      1,169        2,541      2,281
       Total other expenses              9,605      8,462       18,605     16,742

Income before federal income taxes       3,840      3,826        8,555      7,568
Federal income taxes                       976      1,248        2,728      2,563

       Net income                      $ 2,864    $ 2,578      $ 5,827    $ 5,005
                                       =======    =======      =======    =======
Net income per share                   $   .70    $   .63      $  1.43    $  1.23
                                       =======    =======      =======    =======
Cash dividends per share               $   .10    $   .10      $   .20    $   .18
                                       =======    =======      =======    =======

                                   4

                          CENTRAL CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
                     (dollar amounts in thousands)
                              (unaudited)
                                                              Six Months Ended
                                                                  June 30
                                                             1995         1994
                                                            ------       ------
Cash flow provided by operations                           $ 2,680      $ 8,807

Cash flow from investing activities:
  Maturities of investment securities                       14,163       33,609
  Purchases of investment securities                       (69,394)     (17,708)
  Net change in loans (excluding sales)                    (43,256)     (24,995)
  Sales of loans                                            30,310       30,534
  Capital expenditures                                      (2,263)      (1,422)
  Proceeds from sale of other real estate                      277        1,616

      Net cash (used in) provided by
        investing activities                               (70,163)      21,634


Cash flow from financing activities:
  Net change in deposits                                    24,272        5,950
  Net change in federal funds purchased                    (26,233)     (12,746)
  Dividends paid                                              (813)        (650)
  Increase in capital lease obligations                        170          ---
  Payments on capital lease obligations                       (132)        (114)

      Net cash used in financing activities                 (2,736)     ( 7,560)

Change in cash and federal funds sold                      (70,219)      22,881

Beginning cash and federal funds sold                      118,585       63,340


Ending cash and federal funds sold                         $48,366      $86,221
                                                           =======      =======



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


2. Certain 1994 balances have been reclassified to conform to the current year's presentation.

                          CENTRAL CORPORATION
           MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS
                     (dollar amounts in thousands)

FIRST COMMERCE CORPORATION MERGER UPDATE

    The second quarter marked the announcement of the Corporation's proposed merger with First Commerce Corporation (FCC), a $7 billion multi-bank holding company headquartered in New Orleans, Louisiana. Details previously disclosed in an 8-K filing with the Securities and Exchange Commission on May 25, 1995, outlined the proposed exchange of 6,791,441 shares of FCC for all the outstanding shares of Central, an indicated exchange ratio of 1.67 shares of FCC for every share of Central.

    The merger remains subject to regulatory approval as well as approval by both companies' shareholders. A joint proxy solicitation can be expected in the near-term with plans for shareholder meetings for the respective companies in September. While there can be no assurance that the merger will be completed, it is anticipated that all necessary approvals will be obtained and a merger will be effected sometime in the fourth quarter of 1995.

CHANGES IN FINANCIAL CONDITION

    Total assets for the first half of 1995 increased $5,235, or .64%, from the level reported at December 31, 1994 due to continued gains in market share as discussed in previous filings. Balance sheet mix changes since year-end include: a $24,272 increase in deposits offset by a $26,233 decline in federal funds purchased; a $5,393 increase in stockholders' equity; and a $55,808 increase in investment securities. Total loans (net of unearned discount) increased $12,361 or 2.1% in the same period. Overall, earning assets increased 1.1% to $766,327.

    Loan demand remains strong despite seasonal commercial line of credit repayments. Although period-end loan totals are up nearly $12 million since year-end, the increase is net of some $30 million of student loans that have been sold year-do-date.

    Stockholders' equity as a percent of total assets increased to 9.1% on the strength of earnings retained in excess of dividends paid.

    The allowance for possible loan losses at June 30, 1995, totaled $9,481 compared with $9,836 at year-end 1994. The allowance as a percent of total loans (net of unearned discount) decreased slightly to 1.56%. The lower cover-age ratio is justified by a sustained trend toward lower non-performing loans balanced against management's continued cautiousness on credit quality in the wake of rising loan volumes. Nonperforming loans at June 30, 1995, including non-accruing loans and those loans 90 days or more past due that are still accruing, represented .35% of total loans (net of unearned discount) and .26% of total assets, compared to the year-end levels of .37% and .27%, respectively. As credit quality has continued to improve, the provision for possible loan losses has been all but eliminated.

    As previously disclosed, the Corporation adopted Statement of Accounting Standard (SFAS) No. 114 et al, "Accounting by Creditors for Impairment of a Loan," effective January 1, 1995. The change in accounting method had no effect on reported earnings.

    Impaired loans amounted to less than $1 million at June 30, 1995 with minimal reserves relating thereto. There were no significant changes in the level of impaired loans or their related reserves during the six months ended June 30, 1995. Interest income recognized on these loans was not material.

RESULTS OF OPERATIONS

Summary

    Net income for the first half of 1995 was $5,827, 16.4% above the same period in 1994. When compared with the same period a year ago, net interest income was up $1,789, or 10.4%, while non-interest income increased $406 or 5.0%. Non-interest expenses increased by $1,863, or 11.1%. The provision for possible loan losses was $320 for the period down $655, or 67.2% from 1994.

Net Interest Income

    Year-to-date net interest income increased 10.4% from the same period in 1994. Average asset volumes, led by a $47.6 million increase in average loans, accounted for much of the increase as maturities of lower yielding short-term investments have been used to fund relatively higher yielding loan products.
A rising interest rate environment had a positive effect on earnings as the overall net interest margin improved some fifteen basis points to 5.01% when compared with the prior year-to-date. However, the margin declined from the first quarter to the second quarter due to increases in the cost of funds associated with selected promotional pricing of deposits. Nonperforming loans and repossessed assets continued to decline thereby further supporting the increase in net interest income.

    The following tables present on a tax equivalent basis an analysis of changes in net interest margin by comparing changes in average earning assets and average interest bearing liabilities.
                                                 SECOND QUARTER
                                        1995                        1994
                               -------------------------  -------------------------
                               Average            Yield/  Average            Yield/
                               balance  Interest    Rate  balance  Interest    Rate
                               -------  --------   -----  -------  --------   -----
Earning assets:
 Taxable loans                 $583,727  $13,839   9.48%  $530,633  $11,438   8.62%
 Nontaxable loans                 9,788      241   9.85     16,859      252   5.98
 Taxable investment securities  134,271    1,905   5.68    114,476    1,337   4.67
 Nontaxable investment
  securities                      2,959       75  10.14      6,105      181  11.86
 Other                              126        1   3.18        122      ---    ---
Federal funds sold               38,305      579   6.05     54,452      545   4.00
                               --------  -------  -----   --------  -------  -----
Total earning assets           $769,176  $16,640   8.65%  $722,647  $13,753   7.61%


Interest bearing liabilities:
 Savings (incl. NOW) deposits  $207,506  $ 1,566   3.02%  $250,044  $ 1,543   2.47%
 Time deposits                  419,612    5,598   5.34    329,875    3,411   4.14
 Federal funds purchased          6,438       93   5.78      9,379       75   3.20
 Capital lease obligations          768       19   9.89        719       12   6.67
                               --------  -------  -----   --------  -------  -----

Total interest bearing
 liabilities                   $634,324  $ 7,276   4.59%  $590,017  $ 5,041   3.42%
                                                  -----                      -----

Net yield on earning assets                        4.87%                      4.82%
                                                  =====                      =====

                                                   FIRST HALF
                                        1995                        1994
                               -------------------------  -------------------------
                               Average            Yield/  Average            Yield/
                               balance  Interest    Rate  balance  Interest    Rate
                               -------  --------   -----  -------  --------   -----
Earnings assets:
 Taxable loans                 $584,058  $27,730   9.50%  $535,119  $22,753   8.50%
 Nontaxable loans                 9,874      468   9.48     11,239      484   8.61
 Taxable investment securities  111,461    2,977   5.34    117,559    2,817   4.79
 Nontaxable investment
  securities                      3,266      169  10.35      6,255      336  10.74
 Other                              123        2   3.25        124        1   1.61
Federal funds sold               57,793    1,698   5.88     48,919      889   3.63
                               --------  -------  -----   --------  -------  -----
Total earning assets           $766,575  $33,044   8.62%  $719,215  $27,280   7.59%

Interest bearing liabilities:
 Savings (incl. NOW) deposits  $211,822  $ 3,161   2.98%  $255,899  $ 3,075   2.40%
 Time deposits                  411,534   10,420   5.06    322,755    6,544   4.06
 Federal funds purchased          7,558      210   5.56     10,538      151   2.87
 Capital lease obligations          789       37   9.38        746       25   6.70
                               --------  -------  -----   --------  -------  -----
Total interest bearing
 liabilities                   $631,703  $13,828   4.38%  $589,938  $ 9,795   3.32%
                                                  -----                      -----
Net yield on earning assets                        5.01%                      4.86%
                                                  =====                      =====
    The following tables present on a tax equivalent basis an analysis of the changes in interest income and interest expense resulting from rate and volume movements.

                           Second Quarter 1995 Change From
                                Second Quarter 1994
                           -------------------------------
                                               Due to:
                                          ------------------
                                          Volume       Rate       Total
                                          ------------------      -----
Interest income on:
 Taxable loans                            $1,202      $1,199      $2,401
 Nontaxable loans                           (193)        182         (11)
 Taxable investment securities               240         328         568
 Nontaxable investment
  securities                                 (82)        (24)       (106)
 Other                                         1           1           2
 Federal funds sold                         (199)        232          33
                                          ------      ------      ------
Total                                        969       1,918       2,887

Interest expense on:
 Savings (incl. NOW) deposits               (288)        311          23
 Time deposits                             1,060       1,127       2,187
 Federal funds purchased                     (28)         46          18
 Capital lease obligations                   ---           7           7
                                          ------      ------      ------
Total                                        744       1,491       2,235
                                          ------      ------      ------
Net interest income                       $  225      $  427      $  652
                                          ======      ======      ======

                                   9


                           First Half 1995 Change From
                                 Second Half 1994
                           ---------------------------
                                               Due to:
                                          ------------------
                                          Volume       Rate       Total
                                          ------------------      -----
Interest income on:
 Taxable loans                            $2,188      $2,789      $4,977
 Nontaxable loans                            (62)         46         (16)
 Taxable investment securities              (151)        311         160
 Nontaxable investment
  securities                                (155)        (12)       (167)
 Other                                         1           1           2
 Federal funds sold                          181         627         808
                                          ------      ------      ------
Total                                      2,002       3,762       5,764

Interest expense on:
 Savings (incl. NOW) deposits               (583)        669          86
 Time deposits                             2,035       1,841       3,876
 Federal funds purchased                     (52)        111          59
 Capital lease obligations                     1          11          12
                                          ------      ------      ------
Total                                      1,401       2,632       4,033
                                          ------      ------      ------
Net interest income                       $  601      $1,130      $1,731
                                          ======      ======      ======

Other Revenues

    Non-interest sources of income for the first half of 1995 were up 5.0% when compared with 1994 with growth seen in most areas particularly service charges on deposit accounts. These increases reflect a general increase in the utilization of services offered to our customers in light of continued growth in the deposit base. Second quarter loan fees reflected a modest increase in residential loan origination activity following the recent decline in long-term interest rates. The Corporation continues to actively seek further increases in revenue from its non-interest related operations.

Other Expenses

    Non-interest expenses increased 11.1% when compared to 1994. The largest increases occurred in salaries and benefits (up 7.8%), data processing expense (up 23.8%), postage and supplies (up 19.0%), occupancy expense (up 16.2%), and marketing (up 14.3%) as a result of continued expansion of our delivery systems and modernization of existing facilities and communications networks. The past year (as discussed more fully in our December 31, 1994 filing) has been marked by expansion into new markets through the addition of several new branch facilities along with significant upgrades to our internal data processing capabilities. A new main office in Ruston was opened during the first half with a new main office expected to be open for service in Alexandria in early August. Construction of a new facility to replace our Highland branch in West Monroe was begun during the second quarter.

LIQUIDITY

    For a financial institution, "liquidity" can be defined as the ability to fund increases in loan demand and/or to compensate for decreases in deposits and other sources of funds. With an effective asset/liability management program, most loan and deposit changes can be anticipated and are provided for without an adverse impact on earnings.
                                  10

    The Corporation continues to maintain a high level of liquidity with short-term liquid assets (cash, federal funds sold and investment securities having maturities of one year or less) composing 10.4% of total assets at June 30, 1995.

CAPITAL RESOURCES

    There are basically two sources of capital available to the Corporation: (1) internally generated capital through earnings; and (2) externally generated capital through the sale of additional stock or the issuance of long-term debt. The Corporation has relied primarily on internally generated capital to fund its capital needs. At June 30, 1995, the Corporation's total capital to risk assets ratio stood at 13.95% and its leverage ratio was 8.95%. Both ratios are higher than at year-end and were well in excess of capital guidelines established by regulatory agencies.

Part II - Other Information

          Item 1. Legal Proceedings - Previously reported

          Item 2. Changes in Securities - None

          Item 3. Defaults Upon Senior Securities - None

          Item 4. Submission of Matters to Vote of Security Holders - None

          Item 5. Other Information - None

          Item 6. Exhibits and Reports on Form 8-K

                  (a)  Exhibits

                        27 - Financial Data Schedule

                  (b)  Reports on Form 8-K

                        A report on Form 8-K dated May 25, 1995, was filed by the registrant reporting Item 5, Other Events. This report announced the proposed merger of Central Corporation with First Commerce Corporation.


                                Signatures

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the under-signed thereunto duly authorized.

                                          CENTRAL CORPORATION

                                          /s/ Ed Pennington
Date:  August 14, 1995                    -------------------------------------
                                          Edmond L. Pennington
                                          Chief Financial Officer

                                          /s/ Larry Beach
                                          -------------------------------------
                                          Larry G. Beach
                                          Controller
                                   11